Form 10QSB
period 2000-09-30
CEO CHANNEL COM INC
filed 2000-12-11
CIK 1113294

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2000
Commission file no.:  000-30807

                              CEO-Channel.net, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                                65-0904572
------------------------------------                          ----------------
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                               Identification No.)

222 Lakeview Avenue, Suite 160-417
West Palm Beach, Florida                                           33401
------------------------------------------                   -----------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number: (561) 832-5696


Securities to be registered under Section 12(b) of the Act:

     Title of each class                               Names of each exchange
                                                         on which registered
         None
-----------------------------------                    ------------------------
Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                   Donald F. Mintmire
                                   Mintmire & Associates
                                   265 Sunrise Avenue, Suite 204
                                   Palm Beach, FL 33480
                                   Tel.: (561) 832-5696 - Fax: (561) 659-5371

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X       No
                                 ---        ---

         As of September 30, 2000, there are 2,200,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS




Balance Sheets..........................................................F-2

Statements of Operations................................................F-3

Statements of Stockholders' Equity......................................F-4

Statements of Cash Flows................................................F-5

Notes to Financial Statements...........................................F-6

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                September 30,      December 31,
                                                                    2000               1999
                                                              ----------------- ------------------
                                                                 (unaudited)
                                 ASSETS
CURRENT ASSETS
   Cash and equivalents                                       $           4,510 $          104,568
   Overpaid payroll taxes                                                 5,272                  0
                                                              ----------------- ------------------

          Total current assets                                            9,782            104,568
                                                              ----------------- ------------------

PROPERTY AND EQUIPMENT
   Equipment                                                             32,608             30,866
   Less: Accumulated depreciation                                        (8,901)            (3,280)
                                                              ----------------- ------------------

          Net property and equipment                                     23,707             27,586
                                                              ----------------- ------------------

OTHER ASSETS
   Deposits                                                                 125                125
                                                              ----------------- ------------------

          Total other assets                                                125                125
                                                              ----------------- ------------------

Total Assets                                                  $          33,614 $          132,279
                                                              ================= ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued payroll and related liabilities                    $               0 $           11,160
   Accrued expenses                                                           0                  0
                                                              ----------------- ------------------

          Total current liabilities                                           0             11,160
                                                              ----------------- ------------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, authorized 10,000,000
     shares, 0 issued and  outstanding                                        0                  0
   Common stock, $0.0001 par value, authorized 50,000,000
     shares; issued and outstanding 2,200,000                               220                220
  Additional paid-in capital                                            224,760            224,760
  Deficit accumulated during the development stage                     (191,366)          (103,861)
                                                              ----------------- ------------------

          Total stockholders' equity                                     33,614            121,119
                                                              ----------------- ------------------

Total Liabilities and  Stockholders' Equity                   $          33,614 $          132,279
                                                              ================= ==================







     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations




                                                                                                             Period from
                                                                                                           February 3, 1999
                                               Three Months                         Nine Months               (Inception)
                                           Ended September 30,                  Ended September 30,             through
                                     ------------------------------    --------------------------------
                                          2000            1999              2000             1999          September 30, 2000
                                     --------------  --------------    ---------------  ---------------    --------------------
                                      (unaudited)     (unaudited)        (unaudited)      (unaudited)          (unaudited)
REVENUES                             $       17,000  $            0    $        17,000  $             0    $            17,000
                                     --------------  --------------    ---------------  ---------------    -------------------

OPERATING EXPENSES
   Compensation:
      Officers                                    0          20,923             48,000           29,538                105,538
      Others                                    800               0              3,890              275                 18,021
   General and administrative                12,957          11,489             48,082           27,743                 77,319
   Depreciation                               1,874           1,154              5,621            1,656                  8,902
                                     --------------  --------------    ---------------  ---------------    -------------------

          Total expenses                     15,631          33,566            105,593           59,212                209,780
                                     --------------  --------------    ---------------  ---------------    -------------------

Income (loss) from operations                 1,369         (33,566)           (88,593)         (59,212)              (192,780)
                                     --------------  --------------    ---------------  ---------------    -------------------

OTHER INCOME
   Interest income                                5               0              1,088                6                  1,414
                                     --------------  --------------    ---------------  ---------------    -------------------

          Total other income                      5               0              1,088                6                  1,414
                                     --------------  --------------    ---------------  ---------------    -------------------

Net income (loss)                    $        1,374  $      (33,566)   $       (87,505) $       (59,206)   $          (191,366)
                                     ==============  ==============    ===============  ===============    ===================

Basic net income (loss) per weighted
average share                        $       0.01    $      (0.02)     $      (0.04)    $        (0.04)
                                     ==============  ==============    ===============  ===============

Weighted average number of shares         2,200,000       2,200,000          2,200,000        1,466,797
                                     ==============  ==============    ===============  ===============













     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity
                Period from February 3, 1999 (Inception) through
                               September 30, 2000






                                                                                               Deficit
                                                                                             Accumulated
                                                                              Additional      During the         Total
                                                     Number of     Common       Paid-in      Development     Stockholders'
                                                      Shares        Stock       Capital         Stage           Equity
                                                     ----------- ----------- ------------- ---------------- ---------------
BEGINNING BALANCE, February 3, 1999 (Inception)                0 $         0 $           0 $              0 $             0

Year Ended December 31, 1999:
----------------------------
Shares issued for cash                                 2,200,000         220       224,760                0         224,980

Net loss                                                       0           0             0         (103,861)       (103,861)
                                                     ----------- ----------- ------------- ---------------- ---------------

BALANCE, December 31, 1999                             2,200,000         220       224,760         (103,861)        121,119

Six Months Ended September 30, 2000:
-----------------------------------

Net loss                                                       0           0             0          (87,505)        (87,505)
                                                     ----------- ----------- ------------- ---------------- ---------------

ENDING BALANCE, September 30, 2000 (unaudited)         2,200,000 $       220 $     224,760 $(191,366)       $33,614
                                                     =========== =========== ============= ================ ===============











     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows


                                                                                                  Period from
                                                                         Nine Months             February 3,1999
                                                                     Ended September 30,          (Inception)
                                                               -------------------------------      through
                                                                    2000            1999        September 30, 2000
                                                               --------------- --------------- --------------------
                                                                 (unaudited)     (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $       (87,505)$       (59,206)$          (191,366)
Adjustments to reconcile net loss to net cash used by
operating activities:
   Depreciation                                                          5,621           1,656               8,902
Changes in operating assets and liabilities:
   (Increase) decrease in deposits                                           0            (125)               (125)
   Increase (decrease) accrued expense                                       0               0                   0
   Increase (decrease) accrued payroll and related liabilities         (16,432)          6,447              (5,273)
                                                               --------------- --------------- --------------------

Net cash used by operating activities                                  (98,316)        (51,228)           (187,862)
                                                               --------------- --------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (1,742)        (22,336)            (32,608)
                                                               --------------- --------------- --------------------

Net cash used by investing activities                                   (1,742)        (22,336)            (32,608)
                                                               --------------- --------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                               0         224,980             224,980
                                                               --------------- --------------- --------------------

Net cash provided by financing activities                                    0         224,980             224,980
                                                               --------------- --------------- --------------------

Net increase (decrease) in cash                                       (100,058)        151,416               4,510

CASH, beginning of period                                              104,568               0                   0
                                                               --------------- --------------- --------------------

CASH, end of period                                            $         4,510 $       151,416 $             4,510
                                                               =============== =============== ====================










     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)


(1) Summary of Significant Accounting Policies

         (a)  The  Company   CEO-Channel.com,   Inc.  is  a  Florida  chartered
         development   stage  corporation  which  conducts  business  from   its
         headquarters in West Palm Beach, Florida. The Company was incorporated on February 3, 1999.

         The Company has not yet engaged in its expected operations. The Company is developing several internet sites that it expects to be operational in 2000. Current activities include raising additional capital and negotiating with potential key personnel and facilities. There is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then.

         The following summarize the more significant accounting and reporting policies and practices of the Company:

         (b) Use of estimates The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

         (c) Start-up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

         (d) Net income (loss) per share Basic loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.

         (e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

         (f) Interim financial information The financial statements for the nine months ended September 30, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,200,000 shares of common and preferred stock issued and outstanding at September 30, 2000 and 1999. In 1999, the Company issued 2,200,000 shares of common stock under Regulation D offerings in exchange for $224,980 in cash.

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(5) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $191,000 expiring at December 31, 2019 and 2020.

         The amount recorded as deferred tax assets as of September 30, 2000 is approximately $29,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Discussion and Analysis

         The Company was founded in February 1998 to develop an interactive financial information services web site. It is a Florida chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company has been focused upon the development of several internet sites that it expects to be operational in late 2000 in accord with its business plan, and has not generated revenues from operations from inception (February 8, 1999) through September 30, 2000. Due to the Company's operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least the fourth quarter 2000. And there can be no assurance that losses will not continue after such date.

         12 Month Plan of Operations

         Over the next twelve months the Company will focus on completing the development of its internet sites and content to be provided therein. The completion of the development of the Company's CEO-Channel.net will rely significantly upon the Company's ability to obtain the commitment of various CEO's of NASDAQ Small-Cap Securities companies to utilize these web sites as viable alternative means of providing informative and valuable insights to the public at large. It is the Company's belief that within the next twelve(12) months by utilizing the full potential of next-generation multimedia technology it will bring multimedia internet broadcasting of Financial and Company specific information into the popular mainstream as a preferred communication and information medium.

         Over  the  next  twelve  months  the  Company  expects  that it will be necessary to raise additional funds to meet operating capital needs. Accordingly, management is presently exploring all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. The Company anticipates that it will offer over the next twelve months as its central revenue raising alternative additional securities under Rule 506 of Regulation D under the Act ("Rule 506) to fund its short and medium term expansion plans. All anticipated offerings may be made to Florida residents located in the State of Florida.

         Net Sales

         For the date of inception, February 3, 1999 to September 30, 2000, a discussion regarding net sales and the cost of sales is not applicable basis due to the fact that research and development costs were not able to be offset to any extent.

         Operating Expenses

         Sales and Marketing: These expenses of the Company consist mainly of compensation and general and administrative expenses. Since inception through September 30, 2000, the Company spent approximately $ 123,559 on executive salaries, contract labor, related payroll expenses. The Company expects that such expenses in 2000 will increase in absolute dollars as compared to 1999.

         General and Administrative: These expenses of the Company consist primarily of the general and administrative expenses as well as other expenses for management and finance and accounting, legal and other professional services. From inception until the quarter ended September 30, 2000 on an unaudited basis general and administrative expenses were $77,319. The Company expects general and administrative expenses to increase in absolute dollars in 2000 as compared to 1999, as the Company begins to evolve from its research and development stage to its marketing and active sales stage.

Results of Operations - For the Three Months ended September 30, 1999 and 2000

         During the three months ended September 30, 2000, the Company received $17,000 for certain non-recurring consulting services to a third party entity.

         For the three months ended September 30, 1999 and three(3) months ended September 30, 2000, general and administrative expenses were $11,489 and $12,957, respectively. The increase of $1,468 is due primarily to rent and office expenses.

         As of September 30, 1999 the Company had total cumulative expenses of $209,780 of which $105,538 is attributable to compensation expenses and $77,319 is attributable to general and administrative expenses.

         Net Losses For the three month period from July 1, 2000 and 1999 to September 30, 2000 and 1999, the Company reported a net income (loss) from operations of $1,374 and ($33,566) respectively. During the three months ended September 30, 2000, the Company received $17,000 for certain non-recurring consulting services to a third party entity. The third quarter 2000 net income included the zero compensation to officers and $12,957 in general and administrative expenses reflecting the Company's elimination of compensation to officers and increased office expenses related to the anticipated launch of its business plan upon completion of its web site development. The third quarter 1999 net losses include $20,923 in compensation to officers and $11,489 in general and administrative expenses.

         Financial Condition, Capital Resources and Liquidity

         As of the three months ended September 30, 2000, the Company had assets totaling $33,614 and no liabilities. Since the Company's inception, it has accepted $224,980 in cash as consideration for the issuance of shares of Common Stock.

         In 1999, the Company accepted subscriptions in the amount of $224,980 from the sale of 2,200,000 shares of common stock in a private placement conducted pursuant to an exemption from registration contained in sections 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder. The offering was made in the State of Florida.

         Net Operating Losses

                  The Company

         The Company has net operating loss carry-forwards of $191,000 which expire in the year ending December 31, 2019 and 2020. The company has deferred tax assets, cumulative as of September 30, 2000 of $29,000 resulting from the loss carry-forwards, for which it has established a valuation allowance as the Company has no history of profitable operations. Until the Company's current operations begin to produce earnings, it unclear as to the ability of the Company to utilize such carry-forwards.

         Year 2000 Compliance

         The Company has determined that the Year 2000 impact has not been material to the Company and that it will not impact its business, operations or financial condition since all of the internal software utilized by the Company has been upgraded on site at minimal cost to support Year 2000 versions.

         Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1. Legal Proceedings.

         The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending September 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Item 1. Index to Exhibits

3(i).1            Articles of Incorporation of Ceo-Channel.net, Inc. f/k/a/ Ceo-Channel.com, Inc., f/k/a
                  See You Online, Inc.,  effective February 8, 1999. (1)

3(i).2            Amended Articles of Incorporation of Ceo-Channel.com, Inc. f/k/a/ See You Online,
                  Inc., filed March 4, 1999. (1)

3(i).3            Amended Articles of Incorporation of Ceo-Channel.net, Inc. f/k/a/ Ceo-Channel.com,
                  Inc., filed April 4, 2000. (1)

3(ii).1           Bylaws of Ceo-Channel.net, Inc. f/k/a/ Ceo-Channel.com, Inc., f/k/a/ See You
                  Online, Inc. (1)

27.1     *        Financial Data Schedule
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB. and subsequent amendments filed thereto.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2000.





                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Ceo-Channel.net, Inc.
                                  (Registrant)
         Date:
                               By: /s/ Christian Patrick Gutierrez
                                  --------------------------------------
December 5, 2000                  Christian Patrick Gutierrez, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Date                    Signature                  Title
         ----                      ---------                 ----

December 5, 2000    By: /s/ Christian Patrick Gutierrez
                     -----------------------------------    President, Secretary
                    Christian Patrick Gutierrez             & Director