Form 10QSB
period 2001-03-31
CEO CHANNEL COM INC
filed 2005-04-04
CIK 1113294

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: March 31, 2001

Commission file no.: 000-30807

                              CEO CHANNEL.COM, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         Florida                                                 65-0904572
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                               Identification No.)

11408 Orchard Park, Suite 311
          Glen Allen, VA                                           23059
---------------------------------------                  -----------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (804) 273-6731


Securities registered under Section 12(b) of the Act:

     Title of each class                                Name of each exchange
                                                        on which registered

         None                                               None
-------------------------------                    -----------------------------

Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [X]   No [_]




     As of March 30, 2005, there were 12,200,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS




Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                                                      March 31,           December 31,
                                                                                        2001                  2000
                                                                                --------------------- --------------------
                                                                                     (unaudited)
                                       ASSETS
CURRENT ASSETS
   Cash and equivalents                                                         $                   0 $                 92
                                                                                --------------------- --------------------

          Total current assets                                                                      0                   92
                                                                                --------------------- --------------------

PROPERTY AND EQUIPMENT
   Equipment                                                                                        0                    0
   Less: Accumulated depreciation                                                                   0                    0
                                                                                --------------------- --------------------

          Net property and equipment                                                                0                    0
                                                                                --------------------- --------------------

OTHER ASSETS
   Deposits                                                                                         0                    0
                                                                                --------------------- --------------------

          Total other assets                                                                        0                    0
                                                                                --------------------- --------------------

Total Assets                                                                    $                   0 $                 92
                                                                                ===================== ====================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued payroll and related liabilities                                      $                   0 $                  0
   Accrued expenses                                                                                 0                    0
                                                                                --------------------- --------------------

          Total current liabilities                                                                 0                    0
                                                                                --------------------- --------------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, authorized 10,000,000
     shares, 0 issued and  outstanding                                                              0                    0
   Common stock, $0.0001 par value, authorized 50,000,000
     shares; issued and outstanding 2,200,000                                                     220                  220
  Additional paid-in capital                                                                  224,760              224,760
  Deficit accumulated during the development stage                                           (224,980)            (224,888)
                                                                                --------------------- --------------------

          Total stockholders' equity                                                                0                   92
                                                                                --------------------- --------------------

Total Liabilities and  Stockholders' Equity                                     $                   0 $                 92
                                                                                ===================== ====================






     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (unaudited)


                                                                                                    Period from
                                                                 Three Months                    February 3, 1999
                                                                Ended March 31,                     (Inception)
                                                 -----------------------------------------           through
                                                         2001                 2000               March 31, 2001
                                                 --------------------- -------------------  ------------------------
REVENUES                                         $                   0 $                 0  $                 17,000
                                                 --------------------- -------------------  ------------------------

OPERATING EXPENSES
   Compensation:
      Officers                                                       0              28,000                   105,538
      Others                                                         0               1,526                    22,566
   General and administrative                                       92              17,827                    77,205
   Depreciation                                                      0               1,873                     8,901
                                                 --------------------- -------------------  ------------------------

          Total expenses                                            92              49,226                   214,210
                                                 --------------------- -------------------  ------------------------

Loss from operations                                               (92)            (49,226)                 (197,210)
                                                 --------------------- -------------------  ------------------------

OTHER INCOME (EXPENSE)
     Loss on abandonment                                             0                   0                   (29,184)
     Interest income                                                 0                   0                     1,414
                                                 --------------------- -------------------  ------------------------

          Total other income                                         0                   0                   (27,770)
                                                 --------------------- -------------------  ------------------------

Net loss                                         $                 (92)$           (49,226) $               (224,980)
                                                 ===================== ===================  ========================

Basic net loss per weighted average share        $               (0.01)$             (0.02)
                                                 ===================== ===================

Weighted average number of shares                            2,200,000           2,200,000
                                                 ===================== ===================























     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity






                                                                                                Deficit
                                                                                              Accumulated
                                                                                Additional     During the         Total
                                                    Number of     Common          Paid-in     Development     Stockholders'
                                                      Shares       Stock          Capital        Stage           Equity
                                                   ----------- -------------  ------------- ---------------  --------------
BEGINNING BALANCE, February 3, 1999 (Inception)              0 $           0  $           0 $             0  $            0
Shares issued for cash                               2,200,000           220        224,760               0         224,980
Net loss                                                     0             0              0        (103,861)       (103,861)
                                                   ----------- -------------  ------------- ---------------  --------------

BALANCE, December 31, 1999                           2,200,000           220        224,760        (103,861)        121,119
Net loss                                                     0             0              0        (121,027)       (121,027)
                                                   ----------- -------------  ------------- ---------------  --------------

BALANCE, December 31, 2000                           2,200,000           220        224,760        (224,888)             92
Net loss                                                     0             0              0             (92)            (92)
                                                   ----------- -------------  ------------- ---------------  --------------

BALANCE, March 31, 2001 (unaudited)                  2,200,000 $         220  $     224,760 $      (224,980) $            0
                                                   =========== =============  ============= ===============  ==============



















     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (unaudited)


                                                                                             Period from
                                                                 Three Months            February 3, 1999
                                                              Ended March 31,               (Inception)
                                                 ------------------------------------        through
                                                         2001               2000          March 31, 2001
                                                 ------------------ ----------------- -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $              (92)$         (48,400)$              (224,980)
Adjustments to reconcile net loss to net cash
used by operating activities:
   Depreciation                                                   0             1,874                   8,901
   Loss on abandonment                                            0                 0                  21,965
   Stock issued for services                                      0                 0                       0
Changes in operating assets and liabilities:
   (Increase) decrease in deposits                                0                 0                       0
   Increase (decrease) accrued expense                            0             2,625                       0
   Increase (decrease) accrued payroll and
    related liabilities                                           0            (2,444)                      0
                                                 ------------------ ----------------- -----------------------

Net cash used by operating activities                           (92)          (46,345)               (194,114)
                                                 ------------------ ----------------- -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             0              (741)                (30,866)
                                                 ------------------ ----------------- -----------------------

Net cash used by investing activities                             0              (741)                (30,866)
                                                 ------------------ ----------------- -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                    0                 0                 224,980
                                                 ------------------ ----------------- -----------------------

Net cash provided by financing activities                         0                 0                 224,980
                                                 ------------------ ----------------- -----------------------

Net increase (decrease) in cash                                 (92)          (47,086)                      0

CASH, beginning of period                                        92           104,568                       0
                                                 ------------------ ----------------- -----------------------

CASH, end of period                              $                0 $          57,482 $                     0
                                                 ================== ================= =======================


















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

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies (continued)
     (g) Interim financial information The financial statements for the three months ended March 31, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,200,000 and 0 shares of common and preferred stock issued and outstanding, respectively, at March 31, 2001. In 1999, the Company issued 2,200,000 shares of common stock under Regulation D offerings in exchange for $224,980 in cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $225,000 expiring $104,000 and $121,000 at December 31, 2019 and 2020, respectively.

     The amount recorded as deferred tax assets as of March 31, 2001 is approximately $34,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4)  Subsequent events
     (a) Stockholders' Equity On April 23, 2002, the Company issued 10,000,000 shares of restricted common stock to its new management in exchange for services valued at $0.001 per share, or $10,000 total.

     (b) Convertible debt On May 2, 2002, the Company received $15,000 in exchange for demand convertible debt, which carries an interest rate of 8% per annum. This debt is convertible into up to 15,000,000 shares of the Company's common stock at the discretion of the debt-holders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     The Company had no revenues for the three months ended March 31, 2001 and 2000, respectively.

     The Company expended $100 and $49,000, for the three months ended March 31, 2001 and 2000, respectively on general and administrative expenses.

     For the three months ended March 31, 2001 and 2000, the Company accrued interest expense of $0 and $0, respectively.

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

Liquidity and Capital Resources

     At March 31, 2001 and 2000, respectively, the Company had working capital of approximately $0 and $57,000.

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

Net Operating Losses

     The Company has net operating loss carry-forwards of $225,000, expiring beginning December 31, 2009. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carry-forwards.

Plan of Operation

     If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


ITEM 3.           CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.



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

         None


ITEM 3. DEFAULTS IN SENIOR SECURITIES

         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the quarter ending March 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------

31.1    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
-------------------
* Filed herewith

                                   SIGNATURES


     In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




                              CEO Channel.com, Inc.


Dated: April 1, 2005

                              By: /s/ Larry Creeger
                                 ---------------------------
                                 Larry Creeger
                                 Chief Executive Officer,
                                 Chief Financial Officer