Form 10QSB
period 2001-09-30
CEO CHANNEL COM INC
filed 2005-04-04
CIK 1113294

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: September 30, 2001

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

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets


                                                                          September 30,      December 31,
                                                                              2001               2000
                                                                        ----------------- ------------------
                                                                           (unaudited)
                                 ASSETS
CURRENT ASSETS
   Cash and equivalents                                                 $               0 $               92
   Overpaid payroll taxes                                                               0                  0
                                                                        ----------------- ------------------

          Total current assets                                                          0                 92
                                                                        ----------------- ------------------

PROPERTY AND EQUIPMENT
   Equipment                                                                            0                  0
   Less: Accumulated depreciation                                                       0                  0
                                                                        ----------------- ------------------

          Net property and equipment                                                    0                  0
                                                                        ----------------- ------------------

OTHER ASSETS
   Deposits                                                                             0                  0
                                                                        ----------------- ------------------

          Total other assets                                                            0                  0
                                                                        ----------------- ------------------

Total Assets                                                            $               0 $               92
                                                                        ================= ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued payroll and related liabilities                              $               0 $                0
   Accrued expenses                                                                     0                  0
                                                                        ----------------- ------------------

          Total current liabilities                                                     0                  0
                                                                        ----------------- ------------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, authorized 10,000,000
     shares, 0 issued and  outstanding                                                  0                  0
   Common stock, $0.0001 par value, authorized 50,000,000
     shares; issued and outstanding 2,200,000                                         220                220
  Additional paid-in capital                                                      224,760            224,760
  Deficit accumulated during the development stage                               (224,980)          (224,888)
                                                                        ----------------- ------------------

          Total stockholders' equity                                                    0                 92
                                                                        ----------------- ------------------

Total Liabilities and  Stockholders' Equity                             $               0 $               92
                                                                        ================= ==================















     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations




                                                                                                              Period from
                                                                                                           February 3, 1999
                                                  Three Months                   Nine Months                  (Inception)
                                              Ended September 30,            Ended September 30,                through
                                        -----------------------------  -------------------------------
                                             2001           2000            2001            2000           September 30, 2001
                                        -------------- --------------  --------------- ---------------    -------------------
                                         (unaudited)    (unaudited)      (unaudited)     (unaudited)        (unaudited)

REVENUES                                $            0 $       17,000  $             0 $        17,000    $            17,000
                                        -------------- --------------  --------------- ---------------    -------------------

OPERATING EXPENSES
   Compensation:
      Officers                                       0              0                0          48,000                105,538
      Others                                         0            800                0           3,890                 22,566
   General and administrative                        0         12,957               92          48,082                 77,205
   Depreciation                                      0          1,874                0           5,621                  8,901
                                        -------------- --------------  --------------- ---------------    -------------------

          Total expenses                             0         15,631               92         105,593                214,210
                                        -------------- --------------  --------------- ---------------    -------------------

Income (loss) from operations                        0          1,369              (92)        (88,593)              (197,210)
                                        -------------- --------------  --------------- ---------------    -------------------

OTHER INCOME (EXPENSE)
   Loss on abandonment                               0              0                0               0                (29,184)
   Interest income                                   0              5                0           1,088                  1,414
                                        -------------- --------------  --------------- ---------------    -------------------

          Total other income                         0              5                0           1,088                (27,770)
                                        -------------- --------------  --------------- ---------------    -------------------

Net income (loss)                       $            0 $        1,374  $           (92)$       (87,505)   $          (224,980)
                                        ============== ==============  =============== ===============    ===================

Basic net income (loss) per weighted
average share                           $        (0.00)$        (0.01) $         (0.01)$         (0.04)
                                        ============== ==============  =============== ===============

Weighted average number of shares            2,200,000      2,200,000        2,200,000       2,200,000
                                        ============== ==============  =============== ===============





















     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity



                                                                                                Deficit
                                                                                              Accumulated
                                                                               Additional      During the         Total
                                                      Number of     Common       Paid-in      Development     Stockholders'
                                                       Shares        Stock       Capital         Stage           Equity
                                                     ------------ ----------- ------------- ---------------- ---------------

BEGINNING BALANCE, February 3, 1999 (Inception)                 0 $         0 $           0 $              0 $             0

Shares issued for cash                                  2,200,000         220       224,760                0         224,980

Net loss                                                        0           0             0         (103,861)       (103,861)
                                                     ------------ ----------- ------------- ---------------- ---------------

BALANCE, December 31, 1999                              2,200,000         220       224,760         (103,861)        121,119

Net loss                                                        0           0             0         (121,027)       (121,027)
                                                     ------------ ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2000                              2,200,000           0             0         (224,888)             92
Net loss                                                        0           0             0              (92)            (92)
                                                     ------------ ----------- ------------- ---------------- ---------------

BALANCE, September 30, 2001 (unaudited)                 2,200,000 $       220 $     224,760 $       (224,980)$             0
                                                     ============ =========== ============= ================ ===============


















     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows


                                                                                                   Period from
                                                                                                February 3, 1999
                                                                            Nine Months            (Inception)
                                                                        Ended September 30,           through
                                                                  -------------------------
                                                                    2001            2000        September 30, 2001
                                                               --------------- --------------- --------------------
                                                                 (unaudited)     (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $           (92)$       (87,505)$           (224,980)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation                                                              0           5,621                8,901
   Loss on abandonment                                                       0               0               21,965
Changes in operating assets and liabilities:
   (Increase) decrease in deposits                                           0               0                    0
   Increase (decrease) accrued expense                                       0               0                    0
   Increase (decrease) accrued payroll and related liabilities               0         (16,432)                   0
                                                               --------------- --------------- --------------------

Net cash used by operating activities                                      (92)        (98,316)            (194,114)
                                                               --------------- --------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        0          (1,742)             (30,866)
                                                               --------------- --------------- --------------------

Net cash used by investing activities                                        0          (1,742)             (30,866)
                                                               --------------- --------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                               0               0              224,980
                                                               --------------- --------------- --------------------

Net cash provided by financing activities                                    0               0              224,980
                                                               --------------- --------------- --------------------

Net increase (decrease) in cash                                            (92)       (100,058)                   0

CASH, beginning of period                                                   92         104,568                    0
                                                               --------------- --------------- --------------------

CASH, end of period                                            $             0 $         4,510 $                  0
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

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


     (g) Interim financial information The financial statements for the nine months ended September 30, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,200,000 shares of common and 0 preferred stock issued and outstanding, at September 30, 2001 and 2000. In 1999, the Company issued 2,200,000 shares of common stock under Regulation D offerings in exchange for $224,980 in cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $225,000 expiring $104,000 and $121,000 at December 31, 2019 and 2020, respectively.

     The amount recorded as deferred tax assets as of September 30, 2001 is approximately $34,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     The Company had $0 and $17,000 of revenues for the three and nine months ended September 30, 2001 and 2000, respectively.

     The Company expended $0 and $16,000 and $100 and $106,000, for the three and nine months ended September 30, 2001 and 2000, respectively on general and administrative expenses.

     For the three and nine months ended September 30, 2001 and 2000, the Company accrued interest expense of $0 and $0 and $0 and $0, respectively.

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

Liquidity and Capital Resources

     At September 30, 2001 and 2000, respectively, the Company had working capital of approximately $0 and $4,000.

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

           None


ITEM 3. DEFAULTS IN SENIOR SECURITIES

           None



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the quarter ending September 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


ITEM 5. OTHER INFORMATION

           None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------

31.1    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
---------------------
* Filed herewith

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