Form 10KSB
period 2001-12-31
CEO CHANNEL COM INC
filed 2005-04-04
CIK 1113294

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934


FOR THE YEAR ENDED: December 31, 2001


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [_] No [X]



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [_]



The Issuer's revenues for the fiscal year ended December 31, 2001 was $0.



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

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company had revenues of $0 and $0 for the years ended December 31, 2001 and 2000, respectively.

During the year ended December 31, 2001 and 2000, the Company incurred $0 and $48,000, respectively, for officers salaries and $0 and $5,400, respectively, for others salaries. During the year ended December 31, 2001 and 2000, the Company incurred $100 and $51,000, respectively in general and administrative expenses, and $0 and $5,600, respectively, in depreciation expense. For the twelve months ended December 31, 2001 and 2000, the Company had total general and administrative expenses of approximately $100 and $110,000, respectively.

In the fourth quarter of 2000, the Company realized that it could not sustain its operations, nor could it raise additional capital, therefore it elected to cease operations and abandoned its assets.

For the twelve months ended December 31, 2001 and 2000, the Company accrued interest expense of $0 and $0.

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

Liquidity and Capital Resources

At December 31, 2001 and 2000, respectively, the Company had working capital of approximately $0 and $100.

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


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III


ITEM 9 - DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

     Name       Age           Position Held and Tenure
-------------  -----     ---------------------------
Larry Creeger   56       President, Chief Executive Officer
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

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

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

                                                         Long-Term
                            Annual Compensation        Compensation Awards        Payouts
                            --------------------       ---------------------      --------
                            (1)            Other       Restricted    Securities                    All
                            Salary/       Annual          Stock      Underlying      LTIP         Other
Name/Title       Year       Bonus      Compensation      Awards     Options/SARs    Payouts    Compensation
---------------- ----     ---------   --------------   ----------- -------------- ---------    ------------
Larry Creeger    2001       N/A             N/A            N/A           N/A          N/A         N/A
Sole Officer     2000       N/A             N/A            N/A           N/A          N/A         N/A
and Director     1999       N/A             N/A            N/A           N/A          N/A         N/A

Christian Gutierrez
Former President 2001       N/A             N/A            N/A           N/A          N/A         N/A
                 2000       $48,000        $-0-           $-0-          $-0-         $-0-        $-0-
                 1999       $57,500        $-0-           $-0-          $-0-         $-0-        $-0-

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
Exhibit No.     Description
-----------    -------------------------------------

31.1   *       Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002.

32.1   *       Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002.
------------------------------
* filed herwith


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Lawrence Scharfman, CPA.

                                       Year ended        Year ended
                                      December 31,      December 31,
                                          2001              2000
                                      ------------------------------
(a)  Audit fees                        $       0         $      0
(b)  Audit-related fees                        -                -
(c)  Tax fees                                  0                0
(d)  All other fees                            -                -
                                       ---------         --------
   Totals                              $       0         $      0
                                       =========         ========

We have considered whether the provision of non-audit services is compatible with Lawrence Scharfman, CPA maintaining their independence and determined that these services do not compromise their independence.

Financial Information System Design and Implementation: Lawrence Scharfman, CPA did not charge the Company any fees for financial information system design and implementation fees.

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

The Company's principal accountant, Lawrence Scharfman, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

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


Dated: April 1, 2005


By:  /s/ Larry Creeger
    ----------------------------------------------
     Larry Creeger
     Chief Executive Officer,
     Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS



Reports of Independent Auditors..............................................F-2

Balance Sheets...............................................................F-3

Statements of Operations.....................................................F-4

Statements of Stockholders' Equity...........................................F-5

Statements of Cash Flows.....................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CEO Channel.com ,Inc.
Richmond, VA

I have audited the accompanying balance sheet of CEO Channel.com ,Inc., Inc., as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CEO Channel.com ,Inc., Inc. as of December 31, 2001, and the results of its operations and its cash flows for the two years in the period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.



                                                           /s/Lawrence Scharfman
                                                        Lawrence Scharfman, CPA.


Boynton Beach, Florida
March 29, 2005

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                                  December 31,


                                                                              2001               2000
                                                                        ----------------- ------------------
                                 ASSETS
CURRENT ASSETS
   Cash and equivalents                                                 $               0 $               92
   Overpaid payroll taxes                                                               0                  0
                                                                        ----------------- ------------------

          Total current assets                                                          0                 92
                                                                        ----------------- ------------------

PROPERTY AND EQUIPMENT
   Equipment                                                                            0                  0
   Less: Accumulated depreciation                                                       0                  0
                                                                        ----------------- ------------------

          Net property and equipment                                                    0                  0
                                                                        ----------------- ------------------

OTHER ASSETS
   Deposits                                                                             0                  0
                                                                        ----------------- ------------------

          Total other assets                                                            0                  0
                                                                        ----------------- ------------------

Total Assets                                                            $               0 $               92
                                                                        ================= ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued payroll and related liabilities                              $               0 $                0
   Accrued expenses                                                                     0                  0
                                                                        ----------------- ------------------

          Total current liabilities                                                     0                  0
                                                                        ----------------- ------------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, authorized 10,000,000
     shares, 0 issued and  outstanding                                                  0                  0
   Common stock, $0.0001 par value, authorized 50,000,000
     shares; issued and outstanding 2,200,000                                         220                220
  Additional paid-in capital                                                      224,760            224,760
  Deficit accumulated during the development stage                               (224,980)          (224,888)
                                                                        ----------------- ------------------

          Total stockholders' equity                                                    0                 92
                                                                        ----------------- ------------------

Total Liabilities and  Stockholders' Equity                             $               0 $               92
                                                                        ================= ==================
















     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                             Year Ended December 31,


                                                                                                        Period from
                                                                                                      February 3, 1999
                                                                                                        (Inception)
                                                                                                          through
                                                              2001                   2000            December 31, 2001
                                                       -------------------   ---------------------  --------------------
REVENUES                                               $                 0   $              17,000  $             17,000
                                                       -------------------   ---------------------  --------------------

OPERATING EXPENSES
   Compensation:
      Officers                                                           0                  48,000               105,538
      Others                                                             0                   5,430                22,566
   General and administrative                                           92                  50,880                77,205
   Depreciation                                                          0                   5,621                 8,901
                                                       -------------------   ---------------------  --------------------

          Total expenses                                                92                 109,931               214,210
                                                       -------------------   ---------------------  --------------------

Income (loss) from operations                                          (92)                (92,931)             (197,210)
                                                       -------------------   ---------------------  --------------------

OTHER INCOME (EXPENSE)
   Loss on abandonment                                                   0                 (29,184)              (29,184)
   Interest income                                                       0                   1,088                 1,414
                                                       -------------------   ---------------------  --------------------

          Total other income (expense)                                   0                 (28,096)              (27,770)
                                                       -------------------   ---------------------  --------------------

Net income (loss)                                      $               (92)  $            (121,027) $           (224,980)
                                                       ===================   =====================  ====================

Basic net income (loss) per weighted average share     $             (0.01)  $               (0.06)
                                                       ===================   =====================

Weighted average number of shares                                2,200,000               2,200,000
                                                       ===================   =====================






















     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity







                                                                                              Deficit
                                                                                            Accumulated
                                                                             Additional      During the         Total
                                                    Number of     Common       Paid-in      Development     Stockholders'
                                                     Shares        Stock       Capital         Stage           Equity
                                                   ------------ ----------- ------------- ---------------- ---------------
BEGINNING BALANCE, February 3, 1999 (Inception)               0 $         0 $           0 $              0 $             0

Shares issued for cash                                2,200,000         220       224,760                0         224,980

Net loss                                                      0           0             0         (103,861)       (103,861)
                                                   ------------ ----------- ------------- ---------------- ---------------

BALANCE, December 31, 1999                            2,200,000         220       224,760         (103,861)        121,119

Net loss                                                      0           0             0         (121,027)       (121,027)
                                                   ------------ ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2000                            2,200,000           0             0         (224,888)             92
Net loss                                                      0           0             0              (92)            (92)
                                                   ------------ ----------- ------------- ---------------- ---------------

BALANCE, December 30, 2001                            2,200,000 $       220 $     224,760 $       (224,980)$             0
                                                   ============ =========== ============= ================ ===============




















     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                             Year Ended December 31,



                                                                                                   Period from
                                                                            Year Ended           February 3, 1999
                                                                           December 31,            (Inception)
                                                               -------------------------------       through
                                                                    2001              2000      December 31, 2001
                                                               --------------- --------------- -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $           (92)$      (121,027)$           (224,980)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation                                                              0           5,621                8,901
   Loss on abandonment                                                       0          21,965               21,965
Changes in operating assets and liabilities:
   (Increase) decrease in deposits                                           0             125                    0
   Increase (decrease) accrued expense                                       0         (11,160)                   0
   Increase (decrease) accrued payroll and related liabilities               0               0                    0
                                                               --------------- --------------- --------------------

Net cash used by operating activities                                      (92)       (104,476)            (194,114)
                                                               --------------- --------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        0               0              (30,866)
                                                               --------------- --------------- --------------------

Net cash used by investing activities                                        0               0              (30,866)
                                                               --------------- --------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                               0               0              224,980
                                                               --------------- --------------- --------------------

Net cash provided by financing activities                                    0               0              224,980
                                                               --------------- --------------- --------------------

Net increase (decrease) in cash                                            (92)       (104,476)                   0

CASH, beginning of period                                                   92         104,568                    0
                                                               --------------- --------------- --------------------

CASH, end of period                                            $             0 $            92 $                  0
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

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 2,200,000 shares of common and 0 preferred stock issued and outstanding, respectively, at December 31, 2001 and 2000. In 1999, the Company issued 2,200,000 shares of common stock under Regulation D offerings in exchange for $224,980 in cash.

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $225,000 expiring $104,000 and $121,000 at December 31, 2019 and 2020, respectively.

     The amount recorded as deferred tax assets as of December 31, 2001 is approximately $34,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(5)  Subsequent events
     (a) Stockholders' Equity On April 23, 2002, the Company issued 10,000,000 shares of restricted common stock to its new management in exchange for services valued at $0.001 per share, or $10,000 total.

     (b) Convertible debt On May 2, 2002, the Company received $15,000 in exchange for demand convertible debt, which carries an interest rate of 8% per annum. This debt is convertible into up to 15,000,000 shares of the Company's common stock at the discretion of the debt-holders.