Form 10QSB
period 2002-09-30
CEO CHANNEL COM INC
filed 2005-04-05
CIK 1113294

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

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                                    September 30,         December 31,
                                                                                        2002                  2001
                                                                                --------------------- --------------------
                                                                                     (unaudited)
                                       ASSETS
CURRENT ASSETS
   Cash and equivalents                                                         $              15,000 $                  0
   Overpaid payroll taxes                                                                           0                    0
                                                                                --------------------- --------------------

          Total current assets                                                                 15,000                    0
                                                                                --------------------- --------------------

PROPERTY AND EQUIPMENT
   Equipment                                                                                        0                    0
   Less: Accumulated depreciation                                                                   0                    0
                                                                                --------------------- --------------------

          Net property and equipment                                                                0                    0
                                                                                --------------------- --------------------

OTHER ASSETS
   Deposits                                                                                         0                    0
                                                                                --------------------- --------------------

          Total other assets                                                                        0                    0
                                                                                --------------------- --------------------

Total Assets                                                                    $              15,000 $                  0
                                                                                ===================== ====================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued payroll and related liabilities                                      $                   0 $                  0
   Demand convertible note payable                                                             15,500                    0
                                                                                --------------------- --------------------

          Total current liabilities                                                            15,500                    0
                                                                                --------------------- --------------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, authorized 10,000,000
     shares, 0 issued and  outstanding                                                              0                    0
   Common stock, $0.0001 par value, authorized 50,000,000
     shares; issued and outstanding 12,200,000 and 2,200,000                                    1,220                  220
  Additional paid-in capital                                                                  233,760              224,760
  Deficit accumulated during the development stage                                           (235,480)            (224,980)
                                                                                --------------------- --------------------

          Total stockholders' equity                                                             (500)                   0
                                                                                --------------------- --------------------

Total Liabilities and  Stockholders' Equity                                     $              15,000 $                  0
                                                                                ===================== ====================










     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations




                                                                                                                 Period from
                                                                                                                February 3, 1999
                                                Three Months                           Nine Months               (Inception)
                                            Ended September 30,                    Ended September 30,             through
                                   -----------------------------------  -------------------------------------   September 30,
                                         2002              2001               2002                2001               2002
                                   ----------------  -----------------  -----------------  ------------------  -----------------
                                     (unaudited)        (unaudited)        (unaudited)        (unaudited)         (unaudited)

REVENUES                           $              0  $               0  $               0  $                0  $          17,000
                                   ----------------  -----------------  -----------------  ------------------  -----------------

OPERATING EXPENSES
   Compensation:
      Officers                                    0                  0             10,000                   0            115,538
      Others                                      0                  0                  0                   0             22,566
   General and administrative                     0                  0                  0                  92             77,205
   Depreciation                                   0                  0                  0                   0              8,901
                                   ----------------  -----------------  -----------------  ------------------  -----------------

          Total expenses                          0                  0             10,000                  92            224,210
                                   ----------------  -----------------  -----------------  ------------------  -----------------

Income (loss) from operations                     0                  0            (10,000)                (92)          (207,210)
                                   ----------------  -----------------  -----------------  ------------------  -----------------

OTHER INCOME (EXPENSE)
   Loss on abandonment                            0                  0                  0                   0            (29,184)
   Interest expense                            (300)                 0               (500)                  0               (500)
   Interest income                                0                  0                  0                   0              1,414
                                   ----------------  -----------------  -----------------  ------------------  -----------------

          Total other income                   (300)                 0               (500)                  0            (28,270)
                                   ----------------  -----------------  -----------------  ------------------  -----------------

Net income (loss)                  $           (300) $               0  $         (10,500) $              (92) $        (235,480)
                                   ================  =================  =================  ==================  =================

Basic net income (loss) per
weighted average share             $          (0.01) $           (0.00) $           (0.01) $            (0.01)
                                   ================  =================  =================  ==================

Weighted average number of shares        12,200,000          2,200,000         12,200,000           2,200,000
                                   ================  =================  =================  ==================















     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity



                                                                                                  Deficit
                                                                                                Accumulated
                                                                               Additional        During the           Total
                                                 Number of       Common          Paid-in        Development       Stockholders'
                                                  Shares          Stock          Capital           Stage             Equity
                                                ------------- -------------  --------------- ------------------  --------------

BEGINNING BALANCE, February 3, 1999 (Inception)             0 $           0  $             0 $                0  $            0

Shares issued for cash                              2,200,000           220          224,760                  0         224,980

Net loss                                                    0             0                0           (103,861)       (103,861)
                                                ------------- -------------  --------------- ------------------  --------------

BALANCE, December 31, 1999                          2,200,000           220          224,760           (103,861)        121,119

Net loss                                                    0             0                0           (121,027)       (121,027)
                                                ------------- -------------  --------------- ------------------  --------------

BALANCE, December 31, 2000                          2,200,000             0                0           (224,888)             92
Net loss                                                    0             0                0                (92)            (92)
                                                ------------- -------------  --------------- ------------------  --------------

BALANCE, December 31, 2001                          2,200,000           220          224,760           (224,980)              0
Shares issued for services                         10,000,000         1,000            9,000                  0          10,000
Net loss                                                    0             0                0            (10,500)        (10,500)
                                                ------------- -------------  --------------- ------------------  --------------

BALANCE, September 30, 2002 (unaudited)            12,200,000 $       1,220  $       233,760 $         (235,480) $         (500)
                                                ============= =============  =============== ==================  ==============











     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                           Period from
                                                                                Nine Months             February 3, 1999
                                                                            Ended September 30,            (Inception)
                                                                 ------------------------------------        through
                                                                        2002              2001          September 30, 2002
                                                                 ------------------ ----------------- -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $          (10,500)$             (92)$              (235,480)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation                                                                   0                 0                   8,901
   Common stock issued for services                                          10,000                 0                  10,000
   Loss on abandonment                                                            0                 0                  21,965
Changes in operating assets and liabilities:
   (Increase) decrease in deposits                                                0                 0                       0
   Increase (decrease) accrued interest                                         500                 0                     500
   Increase (decrease) accrued payroll and related liabilities                    0                 0                       0
                                                                 ------------------ ----------------- -----------------------

Net cash used by operating activities                                             0               (92)               (194,114)
                                                                 ------------------ ----------------- -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             0                 0                 (30,866)
                                                                 ------------------ ----------------- -----------------------

Net cash used by investing activities                                             0                 0                 (30,866)
                                                                 ------------------ ----------------- -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from demand convertible note                                     15,000                 0                  15,000
   Proceeds from issuance of common stock, net                                    0                 0                 224,980
                                                                 ------------------ ----------------- -----------------------

Net cash provided by financing activities                                    15,000                 0                 239,980
                                                                 ------------------ ----------------- -----------------------

Net increase (decrease) in cash                                              15,000               (92)                 15,000

CASH, beginning of period                                                         0                92                       0
                                                                 ------------------ ----------------- -----------------------

CASH, end of period                                              $           15,000 $               0 $                15,000
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

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(1)  Summary of Significant Accounting Policies (continued)
     (g) Interim financial information The financial statements for the nine months ended September 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 12,200,000 and 2,200,000 shares of common and 0 preferred stock issued and outstanding, respectively, at September 30, 2002 and 2001. In 1999, the Company issued 2,200,000 shares of common stock under Regulation D offerings in exchange for $224,980 in cash. On April 23, 2002, the Company issued 10,000,000 shares of restricted common stock to its new management in exchange for services valued at $0.001 per share, or $10,000 total.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $235,000 expiring $104,000, $121,000 and $10,500 at December 31, 2019, 2020 and 2022,
     respectively.

     The amount recorded as deferred tax assets as of September 30, 2002 is approximately $35,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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