Form 10QSB
period 2003-03-31
CEO CHANNEL COM INC
filed 2005-04-05
CIK 1113294

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2003

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

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                                      March 31,           December 31,
                                                                                        2003                  2002
                                                                                --------------------- --------------------
                                                                                     (unaudited)
                                       ASSETS
CURRENT ASSETS
   Cash and equivalents                                                         $              15,000 $             15,000
                                                                                --------------------- --------------------

          Total current assets                                                                 15,000               15,000
                                                                                --------------------- --------------------

PROPERTY AND EQUIPMENT
   Equipment                                                                                        0                    0
   Less: Accumulated depreciation                                                                   0                    0
                                                                                --------------------- --------------------

          Net property and equipment                                                                0                    0
                                                                                --------------------- --------------------

OTHER ASSETS
   Deposits                                                                                         0                    0
                                                                                --------------------- --------------------

          Total other assets                                                                        0                    0
                                                                                --------------------- --------------------

Total Assets                                                                    $              15,000 $             15,000
                                                                                ===================== ====================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued payroll and related liabilities                                      $                   0 $                  0
   Demand convertible note payable                                                             16,100               15,800
                                                                                --------------------- --------------------

          Total current liabilities                                                            16,100               15,800
                                                                                --------------------- --------------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, authorized 10,000,000
     shares, 0 issued and  outstanding                                                              0                    0
   Common stock, $0.0001 par value, authorized 50,000,000
     shares; issued and outstanding 12,200,000                                                  1,220                1,220
  Additional paid-in capital                                                                  233,760              233,760
  Deficit accumulated during the development stage                                           (236,080)            (235,780)
                                                                                --------------------- --------------------

          Total stockholders' equity                                                           (1,100)                (800)
                                                                                --------------------- --------------------

Total Liabilities and  Stockholders' Equity                                     $              15,000 $             15,000
                                                                                ===================== ====================














     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (unaudited)



                                                                                                    Period from
                                                                  Three Months                   February 3, 1999
                                                                 Ended March 31,                   (Inception)
                                                  -----------------------------------------         through
                                                          2003                 2002               March 31, 2003
                                                  --------------------- -------------------  ------------------------

REVENUES                                          $                   0 $                 0  $                 17,000
                                                  --------------------- -------------------  ------------------------

OPERATING EXPENSES
   Compensation:
      Officers                                                        0                   0                   115,538
      Others                                                          0                   0                    22,566
   General and administrative                                         0                   0                    77,205
   Depreciation                                                       0                   0                     8,901
                                                  --------------------- -------------------  ------------------------

          Total expenses                                              0                   0                   224,210
                                                  --------------------- -------------------  ------------------------

Loss from operations                                                  0                   0                  (207,210)
                                                  --------------------- -------------------  ------------------------

OTHER INCOME (EXPENSE)
     Loss on abandonment                                              0                   0                   (29,184)
     Interest expense                                              (300)                  0                    (1,100)
     Interest income                                                  0                   0                     1,414
                                                  --------------------- -------------------  ------------------------

          Total other income                                       (300)                  0                   (28,870)
                                                  --------------------- -------------------  ------------------------

Net loss                                          $                (300)$                 0  $               (236,080)
                                                  ===================== ===================  ========================

Basic net loss per weighted average share         $               (0.01)$             (0.00)
                                                  ===================== ===================

Weighted average number of shares                            12,200,000           2,200,000
                                                  ===================== ===================




















     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity






                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                 Additional        During the            Total
                                                   Number of       Common          Paid-in        Development        Stockholders'
                                                    Shares          Stock          Capital           Stage              Equity
                                                  ------------- -------------  --------------- ------------------  ---------------
BEGINNING BALANCE, February 3, 1999 (Inception)               0 $           0  $             0 $                0  $             0
Shares issued for cash                                2,200,000           220          224,760                  0          224,980
Net loss                                                      0             0                0           (103,861)        (103,861)
                                                  ------------- -------------  --------------- ------------------  ---------------

BALANCE, December 31, 1999                            2,200,000           220          224,760           (103,861)         121,119
Net loss                                                      0             0                0           (121,027)        (121,027)
                                                  ------------- -------------  --------------- ------------------  ---------------

BALANCE, December 31, 2000                            2,200,000           220          224,760           (224,888)              92
Net loss                                                      0             0                0                (92)             (92)
                                                  ------------- -------------  --------------- ------------------  ---------------

BALANCE, December 31, 2001                            2,200,000           220          224,760           (224,980)               0
Shares issued for services                           10,000,000         1,000            9,000                  0           10,000
Net loss                                                      0             0                0            (10,800)         (10,800)
                                                  ------------- -------------  --------------- ------------------  ---------------

BALANCE, December 31, 2001                           12,200,000         1,220          233,760           (235,780)            (800)
Net loss                                                      0             0                0               (300)            (300)
                                                  ------------- -------------  --------------- ------------------  ---------------

BALANCE, March 31, 2002 (unaudited)                  12,200,000 $       1,220  $       233,760 $         (236,080)       $(1,100)
                                                  ============= =============  =============== ==================  ===============



















     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (unaudited)


                                                                                                                Period from
                                                                                   Three Months             February 3, 1999
                                                                                 Ended March 31,              (Inception)
                                                                    ------------------------------------        through
                                                                           2003              2002            March 31, 2003
                                                                    ------------------ ----------------- -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $             (300)$               0 $              (236,080)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation                                                                      0                 0                   8,901
   Loss on abandonment                                                               0                 0                  21,965
   Stock issued for services                                                         0                 0                  10,000
Changes in operating assets and liabilities:
   (Increase) decrease in deposits                                                   0                 0                       0
   Increase (decrease) accrued interest expense                                    300                 0                   1,100
   Increase (decrease) accrued payroll and related liabilities                       0                 0                       0
                                                                    ------------------ ----------------- -----------------------

Net cash used by operating activities                                                0                 0                (194,114)
                                                                    ------------------ ----------------- -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                0                 0                 (30,866)
                                                                    ------------------ ----------------- -----------------------

Net cash used by investing activities                                                0                 0                 (30,866)
                                                                    ------------------ ----------------- -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from demand convertible note payable                                     0                 0                  15,000
   Proceeds from issuance of common stock, net                                       0                 0                 224,980
                                                                    ------------------ ----------------- -----------------------

Net cash provided by financing activities                                            0                 0                 239,980
                                                                    ------------------ ----------------- -----------------------

Net increase (decrease) in cash                                                      0                 0                  15,000

CASH, beginning of period                                                       15,000                 0                       0
                                                                    ------------------ ----------------- -----------------------

CASH, end of period                                                 $           15,000 $               0 $                15,000
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

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies (continued)
     (g) Interim financial information The financial statements for the three months ended March 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 12,200,000 and 0 shares of common and preferred stock issued and outstanding, respectively, at March 31, 2003. In 1999, the Company issued 2,200,000 shares of common stock under Regulation D offerings in exchange for $224,980 in cash. On April 23, 2002, the Company issued 10,000,000 shares of restricted common stock to its new management in exchange for services valued at $0.001 per share, or $10,000 total.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $236,000 expiring $104,000, $121,000, $10,800 and $300 at December 31, 2019, 2020, 2022 and
     2023, respectively.

     The amount recorded as deferred tax assets as of March 31, 2003 is approximately $35,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Convertible debt On May 2, 2002, the Company received $15,000 in exchange for demand convertible debt, which carries an interest rate of 8% per annum. This debt is convertible into up to 15,000,000 shares of the Company's common stock at the discretion of the debt-holders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     The Company had no revenues for the three months ended March 31, 2003 and 2002, respectively.

     The Company expended $0 and $0, for the three months ended March 31, 2003 and 2002, respectively on general and administrative expenses.

     For the three months ended March 31, 2003 and 2002, the Company accrued interest expense of $300 and $0, respectively.

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

Liquidity and Capital Resources

     At March 31, 2003 and 2002, respectively, the Company had working capital of approximately $0 and $0.

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

Net Operating Losses

     The Company has net operating loss carry-forwards of $236,000, expiring beginning December 31, 2009. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carry-forwards.

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

           None


ITEM 3. DEFAULTS IN SENIOR SECURITIES

           None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the quarter ending March 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


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