Form 10KSB
period 2004-12-31
PEGASUS WIRELESS CORP
filed 2005-04-06
CIK 1113294

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934


FOR THE YEAR ENDED: December 31, 2004


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [_] No [X]



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]



The Issuer's revenues for the fiscal year ended December 31, 2004 was $0.



The aggregate market value of voting common equity held by non-affiliates as of April 1, 2005 was approximately $0.



As of April 1, 2005 there were 12,200,000 shares of common stock issued and outstanding.



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

Subsequent events - On April 4, 2005, the Company entered into an agreement to sell the company to Pegasus Wireless Corp. by exchanging for 3 million shares of Pegasus for 100% of the outstanding convertible debt of the Company and the stockholders of the Company contributing their shares back to the Company.

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

Subsequent events - On April 4, 2005, the Company entered into an agreement to sell the company to Pegasus Wireless Corp. by exchanging for 3 million shares of Pegasus for 100% of the outstanding convertible debt of the Company and the stockholders of the Company contributing their shares back to the Company.

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

Subsequent events - On April 4, 2005, the Company entered into an agreement to sell the company to Pegasus Wireless Corp. by exchanging for 3 million shares of Pegasus for 100% of the outstanding convertible debt of the Company and the stockholders of the Company contributing their shares back to the Company.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company had revenues of $0 and $0 for the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2004 and 2003, the Company incurred $0 and $0, respectively, for officers salaries and $0 and $0, respectively, for others salaries. During the year ended December 31, 2004 and 2003, the Company incurred $0 and $0, respectively in general and administrative expenses, and $0 and $0, respectively, in depreciation expense. For the twelve months ended December 31, 2004 and 2003, the Company had total general and administrative expenses of approximately $0 and $0, respectively.

In the fourth quarter of 2000, the Company realized that it could not sustain its operations, nor could it raise additional capital, therefore it elected to cease operations and abandoned its assets.

For the twelve months ended December 31, 2004 and 2003, the Company accrued interest expense of $1,200 and $1,200.

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

Subsequent events - On April 4, 2005, the Company entered into an agreement to sell the company to Pegasus Wireless Corp. by exchanging for 3 million shares of Pegasus for 100% of the outstanding convertible debt of the Company and the stockholders of the Company contributing their shares back to the Company.

Liquidity and Capital Resources

At December 31, 2004 and 2003, respectively, the Company had working capital of approximately $15,000 and $15,000.

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

                                                         Long-Term
                            Annual Compensation        Compensation Awards        Payouts
                            --------------------       ---------------------      --------
                            (1)            Other       Restricted    Securities                    All
                            Salary/       Annual          Stock      Underlying      LTIP         Other
Name/Title       Year       Bonus      Compensation      Awards     Options/SARs    Payouts    Compensation
---------------- ----     ---------   --------------   ----------- -------------- ---------    ------------
Larry Creeger    2004       N/A             N/A            N/A           N/A          N/A         N/A
Sole Officer     2003       N/A             N/A            N/A           N/A          N/A         N/A
and Director     2002       N/A             N/A            N/A           N/A          N/A         N/A
                 2001       N/A             N/A            N/A           N/A          N/A         N/A
                 2000       N/A             N/A            N/A           N/A          N/A         N/A

----------------------------
(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

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

Exhibit No.     Description
-----------    -------------------------------------

31.1   *       Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002.

32.1   *       Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002.
------------------------------
* filed herwith


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Lawrence Scharfman, CPA.

                                       Year ended        Year ended
                                      December 31,      December 31,
                                          2004              2003
                                      ------------------------------
(a)  Audit fees                        $       0         $      0
(b)  Audit-related fees                        -                -
(c)  Tax fees                                  0                0
(d)  All other fees                            -                -
                                       ---------         --------
   Totals                              $       0         $      0
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


Dated: April 5, 2005


By:  /s/ Larry Creeger
    ----------------------------
     Larry Creeger
     Chief Executive Officer,
     Chief Financial Officer


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: April 5, 2005


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

Statements of Cash Flows.....................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CEO Channel.com ,Inc.
Richmond, VA

I have audited the accompanying balance sheet of CEO Channel.com ,Inc., Inc., as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CEO Channel.com ,Inc., Inc. as of December 31, 2004, and the results of its operations and its cash flows for the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.




                                                           /s/Lawrence Scharfman
                                                        Lawrence Scharfman, CPA.

Boynton Beach, Florida
March 29, 2005

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                                  December 31,


                                                                                        2004                  2003
                                                                                --------------------- --------------------
                                       ASSETS
CURRENT ASSETS
   Cash and equivalents                                                         $              15,000 $             15,000
   Overpaid payroll taxes                                                                           0                    0
                                                                                --------------------- --------------------

          Total current assets                                                                 15,000               15,000
                                                                                --------------------- --------------------

PROPERTY AND EQUIPMENT
   Equipment                                                                                        0                    0
   Less: Accumulated depreciation                                                                   0                    0
                                                                                --------------------- --------------------

          Net property and equipment                                                                0                    0
                                                                                --------------------- --------------------

OTHER ASSETS
   Deposits                                                                                         0                    0
                                                                                --------------------- --------------------

          Total other assets                                                                        0                    0
                                                                                --------------------- --------------------

Total Assets                                                                    $              15,000 $             15,000
                                                                                ===================== ====================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued payroll and related liabilities                                      $                   0 $                  0
   Demand convertible note payable                                                             18,200               17,000
                                                                                --------------------- --------------------

          Total current liabilities                                                            18,200               17,000
                                                                                --------------------- --------------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, authorized 10,000,000
     shares, 0 issued and  outstanding                                                              0                    0
   Common stock, $0.0001 par value, authorized 50,000,000
     shares; issued and outstanding 12,200,000                                                  1,220                1,220
  Additional paid-in capital                                                                  233,760              233,760
  Deficit accumulated during the development stage                                           (238,180)            (236,980)
                                                                                --------------------- --------------------

          Total stockholders' equity                                                           (3,200)              (2,000)
                                                                                --------------------- --------------------

Total Liabilities and  Stockholders' Equity                                     $              15,000 $             15,000
                                                                                ===================== ====================














     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                             Year Ended December 31,


                                                                                                                Period from
                                                                                                             February 3, 1999
                                                                                                                (Inception)
                                                                                                                  through
                                                               2004                      2003                December 31, 2004
                                                      ----------------------   ------------------------   -----------------------


REVENUES                                              $                    0   $                      0   $                17,000
                                                      ----------------------   ------------------------   -----------------------

OPERATING EXPENSES
   Compensation:
      Officers                                                             0                          0                   115,538
      Others                                                               0                          0                    22,566
   General and administrative                                              0                          0                    77,205
   Depreciation                                                            0                          0                     8,901
                                                      ----------------------   ------------------------   -----------------------

          Total expenses                                                   0                          0                   224,210
                                                      ----------------------   ------------------------   -----------------------

Income (loss) from operations                                              0                          0                  (207,210)
                                                      ----------------------   ------------------------   -----------------------

OTHER INCOME (EXPENSE)
   Loss on abandonment                                                     0                          0                   (29,184)
   Interest expense                                                   (1,200)                    (1,200)                   (3,200)
   Interest income                                                         0                          0                     1,414
                                                      ----------------------   ------------------------   -----------------------

          Total other income (expense)                                (1,200)                    (1,200)                  (30,970)
                                                      ----------------------   ------------------------   -----------------------

Net income (loss)                                     $               (1,200)  $                 (1,200)  $              (238,180)
                                                      ======================   ========================   =======================

Basic net income (loss) per weighted average share    $                (0.01)  $                  (0.01)
                                                      ======================   ========================

Weighted average number of shares                                 12,200,000                 12,200,000
                                                      ======================   ========================















     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity



                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                Additional        During the           Total
                                                  Number of       Common          Paid-in        Development       Stockholders'
                                                   Shares          Stock          Capital           Stage             Equity
                                                 ------------- -------------  --------------- ------------------  --------------

BEGINNING BALANCE, February 3, 1999 (Inception)              0 $           0  $             0 $                0  $            0

Shares issued for cash                               2,200,000           220          224,760                  0         224,980

Net loss                                                     0             0                0           (103,861)       (103,861)
                                                 ------------- -------------  --------------- ------------------  --------------

BALANCE, December 31, 1999                           2,200,000           220          224,760           (103,861)        121,119

Net loss                                                     0             0                0           (121,027)       (121,027)
                                                 ------------- -------------  --------------- ------------------  --------------

BALANCE, December 31, 2000                           2,200,000             0                0           (224,888)             92
Net loss                                                     0             0                0                (92)            (92)
                                                 ------------- -------------  --------------- ------------------  --------------

BALANCE, December 31, 2001                           2,200,000           220          224,760           (224,980)              0
Shares issued for services                          10,000,000         1,000            9,000                  0          10,000
Net loss                                                     0             0                0            (10,800)        (10,800)
                                                 ------------- -------------  --------------- ------------------  --------------

BALANCE, December 31, 2002                          12,200,000         1,220          233,760           (235,780)           (800)
Net loss                                                     0             0                0             (1,200)         (1,200)
                                                 ------------- -------------  --------------- ------------------  --------------

BALANCE, December 31, 2003                          12,200,000         1,220          233,760           (236,980)         (2,000)
Net loss                                                     0             0                0             (1,200)         (1,200)
                                                 ------------- -------------  --------------- ------------------  --------------

BALANCE, December 31, 2004                          12,200,000 $       1,220  $       233,760 $         (238,180) $       (3,200)
                                                 ============= =============  =============== ==================  ==============














     The accompanying notes are an integral part of the financial statements

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                             Year Ended December 31,

                                                                                                            Period from
                                                                                                        February 3, 1999
                                                                                                           (Inception)
                                                                                                             through
                                                                        2004              2003          December 31, 2004
                                                                  ------------------ ----------------- -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $           (1,200)$          (1,200)$          (238,180)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation                                                                    0                 0               8,901
   Common stock issued for services                                                0                 0              10,000
   Loss on abandonment                                                             0                 0              21,965
Changes in operating assets and liabilities:
   (Increase) decrease in deposits                                                 0                 0                   0
   Increase (decrease) accrued interest expense                                1,200             1,200               3,200
   Increase (decrease) accrued payroll and related liabilities                     0                 0                   0
                                                                  ------------------ ----------------- -------------------

Net cash used by operating activities                                              0                 0            (194,114)
                                                                  ------------------ ----------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                              0                 0             (30,866)
                                                                  ------------------ ----------------- -------------------

Net cash used by investing activities                                              0                 0             (30,866)
                                                                  ------------------ ----------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from demand convertible debt                                           0                 0              15,000
   Proceeds from issuance of common stock, net                                     0                 0             224,980
                                                                  ------------------ ----------------- -------------------

Net cash provided by financing activities                                          0                 0             239,980
                                                                  ------------------ ----------------- -------------------

Net increase (decrease) in cash                                                    0                 0              15,000

CASH, beginning of period                                                     15,000            15,000                   0
                                                                  ------------------ ----------------- -------------------

CASH, end of period                                               $           15,000 $          15,000 $            15,000
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

                              CEO-Channel.com, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 12,200,000 shares of common and 0 preferred stock issued and outstanding, respectively, at December 31, 2004 and 2003. In 1999, the Company issued 2,200,000 shares of common stock under Regulation D offerings in exchange for $224,980 in cash. On April 23, 2002, the Company issued 10,000,000 shares of restricted common stock to its new management in exchange for services valued at $0.001 per share, or $10,000 total

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $238,000 expiring $104,000, $121,000, $10,800, $1,200 and $1,200 at December 31, 2019, 2020,
     2022, 2023 and 2024, respectively.

     The amount recorded as deferred tax assets as of December 31, 2004 is approximately $36,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Convertible debt On May 2, 2002, the Company received $15,000 in exchange for demand convertible debt, which carries an interest rate of 8% per annum. This debt is convertible into up to 15,000,000 shares of the Company's common stock at the discretion of the debt-holders.